Form 10-K
period 2002-12-31
LEHMAN HOME EQUITY LOAN TRUST 2002-1
filed 2003-03-27
CIK 1215163

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2002

                        Commission file number: 333-76627

                      LEHMAN HOME EQUITY LOAN TRUST 2002-1
             (Exact name of Registrant as specified in its Charter)

                Delaware                                    33-3447441
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

               745 Seventh Avenue
              New York, New York                          10019
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (212) 526-7000

            Securities registered pursuant to Section 12(b) of the Act:
                                     none

          Securities registered pursuant to Section 12(g) of the Act:
                                     none.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ].

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31,2002. NOT APPLICABLE.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31,2002.
     NOT APPLICABLE

     DOCUMENTS INCORPORATED BY REFERENCE
     None

     PART I

     ITEM 1.  Business.

     Omitted.

     ITEM 2.  Properties.

     Omitted

     ITEM 3.  Legal Proceedings.


     None.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Trust does not issue stock.

     There is currently no established public trading market for Registrant's Certificates. Registrant believes the Certificates are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

     As of December 31,2002 the number of registered holders of all class of Certificates was 2.

     ITEM 6.  Selected Financial Data.

     Omitted.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Omitted.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Omitted.

     ITEM 8.  Financial Statements and Supplementary Data.

     Omitted.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.


     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     Security ownership of certain beneficial owners. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

     As of December 31, 2002, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-1
     CLASS A-1
     $34,402,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-1
     CLASS A-2
     $64,598,000
     100.0%

     ITEM 13.  Certain Relationships and Related Transactions.
                       None

     ITEM 14.  Controls and Procedures
               NOT APPLICABLE

     PART IV

     ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.

     (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

       Exhibits 99.1 and 99.2

    (b) The following reports on Form 8-K were filed during the period covered by this report.

     Monthly Remittance Statement to the Certificateholders dated as of December 26,2002, and filed with the Securities and Exchange Commission on Form 8-K on January 24,2003.

    (c) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     d) Not Applicable. The Trust does not have any subsidiaries or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.


                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         By: Home Loan and Investment Bank,.,
                                    as Servicer on behalf of the Registrant


                                          By: /s/: John Murphy
                                                   John Murphy
                                                    President


     Date:  March 27,2003


       EXHIBIT INDEX

     Exhibit Document

      99.1 Servicer's Annual Statement of Compliance for Year End
           December 31,2002.

      99.2 Servicer's Annual Independent Accountant's Report for Year End December 31,2002.














FORM OF CERTIFICATION TO BE PROVIDED BY THE SERVICER WITH THE FORM10K

Re: Lehman Home Equity Loan Trust 2002-1, Home Equity Loan Asset-backed Certificates, Series 2002-1

I, John M. Murphy, President of Home Loan and Investment Bank F.S.B (the "Servicer") in charge of servicing,certify that:

l. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report of 2002

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution information and the servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing Agreement is included in these reports;

4. I am responsible for reviewing the activities performed by the Servicer under the Pooling and Servicing Agreement and based upon the review required under the Pooling and Servicing Agreement, and except as disclosed in the report, the Servicer has fulfilled its obligations under the Pooling and Servicing Agreement: and

5. I have disclosed to the Servicer's certified public accounts all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Pooling and Servicing Agreement.

Capitalized terms used but not defined herein have the meanings ascribed to them in the Pooling and Servicing Agreement, dated November 1,2002 (the "Pooling and Servicing Agreement"), among Lehman ABS Corporation as depositor, Home Loan and Investment Bank, F.S.B. as seller and servicer and Deutsche
Bank National Trust Company as trustee.


HOME LOAN AND INVESTMENT BANK, F.S.B

By: /s/: John M. Murphy
Name: John M. Murphy
Title: President
Date: March 11,2003











99.1

OFFICER'S CERTIFICATE

I; John M. Murphy, hereby certify that I am duly elected President of Home
Loan and Investment Bank, F.S.B., a Federal Savings Bank, ("Home") and further, to the best of my knowledge and after due inquiry, as follows:


1. Home has fully complied with the provisions of Articles III and V of the Pooling and Servicing Agreement dated as of November 26, 2002
(the "Agreement").

2.A review of Home's activities as Servicer during 2002 under the Agreement was made under my supervision.

3.To the best of my knowledge, based on such review Home has fulfilled all of its obligations as Servicer Under the Agreement throughout the year.


In Witness Whereof, I have hereunto signed my name and affixed the seal of Home.


Home Loan seal here

/s/: John M. Murphy
     John M. Murphy, President
     Date: 3/12/03

I, Edwin Furtado, Secretary of Home Loan and Investment Bank, F.S.B ("Home")
 hereby certify that John M. Murphy is the duly elected, qualified and acting President of Home and that the signature appearing above is his genuine signature.


In Witness Whereof, I have hereunto signed my name.

/s/: Edwin Furtado
Edwin Furtado, Secretary
Date:3/12/03




















99.2

KPMG logo here
600 Fleet Center
50 Kennedy Plaza
Providence, RI 02903-2321


Independent Accounts' Report


The Board of Directors
Home Loan and Investment Bank, F.S.B.


We have examined management's assertion, included in the accompanying Management Assertion, that Home Loan and Investment Bank, F.S.B (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards during the year ended December 31,
 2002 is fairly stated, in all material respects.


/s/: KPMG LLP

March 13, 2003

KPMG logo here
















Home Loan logo here

Home
Loan and
investment Bank, F.S.B
A Federal Savings Bank


Management Assertion

As of and for the year ended December 31, 2002, Home Loan and Investment Bank, F.S.B. complied in all material respects with he minimum servicing standards set forth in. the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Home Loan and Investment Bank F.S.B. had in effect a fidelity bond and errors and omissions policies in the amount of $5,000,000 and $3,000,000, respectively.



/s/: John Murphy
John M Murphy
President and CEO

/s/: Edwin Furtado
Edwin Furtado
Executive Vice President

/s/: Peter Lachapelle
Peter Lachapelle
Loan Servicing Manager

March 13, 2003


Corporate Office  One Home Loan Plaza Suite 3  Warwick, RI 02886-1766.
401/739-8800

244 Weyboseet Street  Providence, RI 02903-3774 401/272-5100

40 Airport Road  Warwick RI 02889-1036 401/732-1991